Form 10-Q
period 1995-09-30
Z SEVEN FUND INC
filed 1996-02-09
CIK 730476

Z SEVEN

THIRD QUARTER REPORT
Period Ending
September 30, 1995

1.       Accounting Procedures:
         Reliability & Conservatism

2.       Consistency of Operating
         Earnings Growth

3.       Strength of Internal
         Earnings Growth

4.       Balance Sheet:
         Working Capital

5.       Balance Sheet:
         Corporate Liquidity

6.       Recognition:
         Owner Diversification

7.       Value: P/E Under 10

LETTER TO OUR SHAREHOLDERS

Dear Shareholder:

No need for you to wait until the end of the letter for an expression of our gratitude. We do thank you for your confidence in our investment philosophy. We are particularly thankful for the love, strength and wisdom given by our heavenly creator and caring shepherd. We are excited by the prospects immediately ahead as interest rates are continuing their decline in the Netherlands, Switzerland, and France as well. The years ahead are a period of potentially rewarding opportunities for our portfolio in these markets. Shorter term, we are reinvesting the proceeds from the sale of previous investments which no longer meet all criteria into new holdings in the U.S. and U.K., albeit a little late, and we are positioned well for the coming year of 1996.

1995 NINE MONTH RESULTS

The year 1995 continues to provide satisfactory returns, with a solid gain in our investment portfolio during each of the first three quarters. The first nine months of 1995 brought an advance in our investment portfolio of about 17.5%. The difficulty of our environment can best be illustrated by the fact that five out of seven European markets we are invested in were down during the first quarter and did not begin to help until the second quarter. With approximately 98% of our assets invested in European equities entering 1995, our gain compares well at a tough time. At this point, we are now reinvesting more than 40% of our assets which are in Treasury Bills (U.S.) and thus our risk-adjusted return is even more impressive. By year-end, we should be approaching, once again, a fully invested posture.

After operating expenses of 30 cents a share, our net asset value rose approximately 15.5% during the first nine months of 1995 from $16.65 to $19.21.

THIRD QUARTER N.A.V.

Our N.A.V. climbed nearly 4% from $18.40 to $19.21 during the quarter. This marks the tenth quarter in the past twelve in which our N.A.V. has posted a gain. At this stage, it appears that there is an excellent chance that our N.A.V. (adjusted for distributions) will be up in the fourth quarter also, the second time in the past three years our N.A.V. will have climbed every quarter.

GOOD NEWS

In our first quarter 1995 report we had six stocks in our portfolio achieve more than a 20% gain, which determines those investments of ours which are discussed under our "Good News" section.

In our second quarter, the number of 20% profits for 1995 (at that time) expanded to ten, even though Wellcome PLC (our largest gainer) which was tendered away in a forced takeover was no longer part of the portfolio. Despite the elimination of another two (Barbour Index due to interrupted earnings growth and Powerscreen because of its P/E ratio moving above our requirement), we still have ten.

Powerscreen PLC and Barbour Index PLC were both among our best gainers as of June 30. They were eliminated in conjunction with our selling discipline which, due to both higher interest rates at the time by the Bank of England and negative divergence's between the F.T.S.E. Index ("Footsie") reaching new highs unaccompanied by the broad market, called for the elimination of all London traded shares that no longer met all of our criteria for purchase.

Powerscreen was in the portfolio for only about a year before its share price rose above our single-digit P/E requirement. At June 30, 1995, it was one of our largest twelve investments (our "Golden Dozen"). All shares were purchased by October of 1994 and all were sold during the third quarter of 1995 (just completed). It was an outstanding performer for us during an unusually short (for Z-Seven) holding period. We received proceeds at prices ranging from 44% to as much as 58% above its beginning year price.

Barbour Index, on the other hand, was more of a typical Z-Seven holding - nearly four years. While the Pound sterling registered a significant decline against the U.S. Dollar during these years (especially during the third quarter three years earlier when it broke away from the European Union's Exchange
Rate Mechanism), our forward contract foreign exchange ("FX") hedge protected us from decline. Therefore, local currency comparisons over this longer period of time are far more meaningful. While Barbour was a "Mistake and Disappointment" last year, our patience paid off this year as its share price not only rebounded to our original purchase price, it surpassed it considerably.

During the second quarter of 1995, we sold most of our Barbour shares; we received prices ranging from 19% to 35% above the 159 pence we originally paid for them in 1991. During the third quarter, the remaining shares were eliminated 35% above the purchase price of almost four years prior. For 1995 alone, Barbour shares eliminated in the first week of the most recent quarter (early July) were up 39% for slightly more than half the year.

Besides two of our "Good News" stocks (Barbour and Powerscreen) no longer being in our portfolio, we also eliminated ABF (formerly Associated British Foods), due to slower than necessary growth as well as Michael Page who no longer met our Consistency of Earnings Growth criterion, in conjunction with our selling discipline in the U.K.

We began to sell ABF shares during the second quarter of 1995 at prices ranging from 14% to 17% above where it started the year. As with Barbour, patience was required with ABF which only advanced a little over 40% in 3 1/2 years. Still, ABF was our sixth biggest holding at mid year. Additional ABF shares were purchased as recently as two years ago and were eliminated early in the just completed third quarter of 1995 at prices ranging from 44% to 60% above the most recent purchase cost. Along the way, ABF added further to our total return with excellent regular dividends and a special one-time payment last year. For 1995 separately our ABF shares were most recently sold 31% above where they began the year, which would have qualified it for this section, in addition to the other "Good News" stocks eliminated during the third quarter (Barbour and Powerscreen). While it may appear at first that we still have the same ten "Good News" stocks as last time, ABF, Powerscreen and Barbour were eliminated during the third quarter at 1995 year-to-date profits of 31% to 58%, yet are not included among this quarter's ten "Good News" investments.

Michael Page, on the other hand, which was also eliminated during the most recent quarter, didn't qualify for this section, despite its excellent performance in recent years. Most of our Michael Page shares, which began 1995 as one of our "Golden Dozen" (twelve biggest holdings), were sold during the first half of 1995 at prices ranging from more than double (+134%) to nearly triple (+172%) what was paid for them about six years earlier. Patience was necessary here too, as the early years were depressed. Over the last two years, entering 1995, Michael Page shares soared 216%. Our sales during the first half were between -5% and +9% for the short partial year of 1995. Our best gains came as we eliminated (early in the most recent quarter) those shares we acquired from Sir John M. Templeton's Agape Co. two and one half years prior for nearly quadruple what we paid for Michael Page's shares as partial payment of Z-Seven shares issued to Agape.

Even after taking profits closing out some of our best performing holdings, ten investments remain in our portfolio which are up at least 20% thus far in 1995, many of which rose considerably more. Of these ten, eight are among Z-Seven's largest eleven positions. From largest to smallest they are as follows:

Our largest investment, GETRONICS NV, a Dutch provider of automation services, had a good first quarter (+10%) and an even better second quarter (+23%), when the Amsterdam Bourse began to pick up steam.

During the third quarter, Getronics rose only another 1%, still during the first three quarters of 1995, Getronics gained 35%.

Wellcome PLC, which ended our first quarter as our second largest position, at over 8% of our portfolio's market value thanks, in large part, to the unsolicited tender offer for its shares by rival British pharmaceuticals giant Glaxo, is no longer a part of our portfolio. At least, if we do not have the opportunity to share in Wellcome's strong growth in new products and earnings and did not have the best possible offer that Glaxo was capable of making, a combination (mostly cash with some Glaxo ADRs) worth 55% more than our Wellcome investment was valued at entering the first quarter and more than 70% above what we paid for our Wellcome shares (a little over a year and a half earlier) would have made Wellcome one of our largest gainers, although now that the shares are tendered they no longer technically qualify for the "Good News" section.

Now, our second biggest holding, Swiss pharmaceutical company SANDOZ'S shares advanced 24% during the first quarter of 1995, climbed 33% for the six months, and further extended this gain to 47% for the first nine months.

Our third largest position is ASTRA, the Swedish pharmaceuticals growth company which has, as its new U.S. partner, Merck. Like Sandoz and Wellcome, Astra is on the cutting edge of technology, pioneering new medicines, while American drug companies reduce their research efforts to prop up short term profits. Europe is becoming the leader in new pharmaceutical compounds and Astra, a leader within Europe. The shares have barely been in the portfolio a full year and have already gained 75%. For the first nine months of 1995 alone, Astra shares are up 39%, more than double its 19% first half increase.

NATIONAL DENTEX, our fifth biggest position, is our next largest 20%+ gainer for the first nine months - our fourth largest holding, Lindt and Sprungli was only up 7%. In our portfolio only a little over nine months, thus far, National Dentex, one of the nation's major dental lab chains (bridges, caps, etc.) has benefited from the economies of scale in integrating many of the mom and pop local labs, which were only marginally profitable (at best) when acquired by the company to form one of the few firms in this highly fragmented industry that can produce value to the dentist and patient, as well as profit to its own shareholders. The net result has been widening profit margins and earnings growth. This little gem is beginning to attract other investors which helped lift its share price 84% during its first nine months in our portfolio.

L'OREAL, our largest French investment and our seventh biggest overall holding after Atag (our sixth largest which was only up 2% for the first nine months), also qualifies for our "Good News" section with a 25% gain in the first nine months of 1995 alone. The consolidation (acquisition) of L'Oreal's affiliated distributors (including the U.S. based Cosmair) has contributed to better than expected earnings growth and is likely to contribute even more this year. L'Oreal is up nearly six-fold on our original investment in a little over five years.

While we sold about three quarters of our Airtours shares (then by far our largest investment) at nine times what we first paid for them three years earlier, the remaining Airtours shares are our eighth largest holding and despite losing 11% for the first nine months of this year, are still twelve-fold what we first bought them for nearly five years ago.

Our ninth largest, WEETABIX, does qualify for inclusion in our "Good News" section this year. Weetabix is one of the best known cereals in Britain, Canada, Australia and New Zealand and may eventually penetrate other markets such as those in Western Europe and America. Still, as its shares trade on the "Matched Bargain Service" in London (akin to our own O-T-C Bulletin Board or what used to be called O-T-C "Pink Sheets"), we were able to purchase these shares cheaply, if not in great quantity, last year. Although Weetabix share price is up 31% for the first nine months of 1995 we have held our Weetabix shares, even while selling others in the U.K. as profit margins (profit as percent of revenues, or "turnover," as the British refer to it), are rising, meaning that as Weetabix enters a new fiscal year, my expectation for continued strength in earnings has held its P/E ratio down below our maximum.

Our next (tenth) biggest holding is LVMH. While Weetabix had qualified for inclusion in "Good News" after the second quarter also, it took a strong third quarter to lift French luxury goods company LVMH Moet Hennessy Louis Vuitton to score a 20% gain for the first nine months of 1995. Over the past seven quarters, LVMH has returned nearly 70% for us.

Our eleventh largest is one of our few remaining British investments, SETON HEALTHCARE PLC. Seton is making its first appearance this year in our "Good News" section, up 32% through the third quarter. After about two years in our portfolio, Seton has already achieved nearly a 60% profit.

Our next largest "Good News" holding (up 20%+) is our fourteenth biggest investment, AIR LONDON PLC, broker and agent for executive private air travel. After a couple of tough years, profits are rebounding strongly. We held through the difficult period, as the company continued to be profitable, debt-free and cash-rich. After a 21% rise in its share price during the first half of 1995, Air London added even more to that gain in just the next three months alone and these shares are now up 49% for the first three quarters of 1995.

Our lone Spanish investment is AUTOPISTAS C.E. S.A. The company continues to achieve consistent, albeit slow, profits growth. It is our tenth gainer of 20%+, as Autopistas has climbed 36% for the nine months, up over its 26% gain for the half year.

All in all, we had six investments which gained between 24% and 55% during the first quarter of 1995. Even without the largest holding of these - Wellcome PLC was the best as it gained 55% on Glaxo's tender offer - we had ten 20%+ profits for the first half of the year and we now still have ten, despite eliminating three big U.K. gainers Powerscreen, Barbour Index and ABF from the portfolio.

MISTAKES AND DISAPPOINTMENTS

For purposes of objective responsibility, we employ the following criterion for selecting these candidates of dubious distinction: they must have lost 20% or more in their market prices thus far this year. Last year, for the full year of 1994, we had to look to some of our smallest holdings (three of the four accounting for just a fraction of 1% of our net asset value) in order to find ones that declined at least 20%. This year, the only two stocks down 20% or more are each only about 1% of our net assets.

First, accounting for just under 1% of our assets is ESSEX FURNITURE PLC, extending last year's poor performance, when its share price dropped 22% for the full year of 1994. Adding in dividends, however, cut Essex's net loss to us last year to less than 20%. This year, Essex has lost an additional 42% in the first three quarters. Its shares are extremely volatile, as when there are buyers, there seem to be no sellers. This was the case when we first bought these shares in mid-1993, as its price then rose 113% in just six months enabling us to briefly more than double our money. Success for Essex was fleeting as higher interest rates in Britain in late 1994 and early 1995 caused some holders to sell all housing-related shares. Essex manufactures and retails furniture, an industry which generally follows the home building cycle. Meanwhile, a poorly performing U.K. market in general kept buyers away from many secondary (smaller company) shares. The result: A continued price slide for this year's first half. In addition, the company has decided to change its fiscal June 30 year to a calendar year, adding to investor uncertainty.

Slightly larger (still only a little over 1% of our net assets) is RCO HOLDINGS PLC, the same two of dubious distinction as last quarter, with RCO down 32% for the nine months. It may well be that we may not get a good shot now at selling either Essex or RCO, as they both appear to be having difficult years. Both continue to be debt-free. As was the case last year with Barbour, I did not see and react to the change in trend soon enough and that may always be a mistake in the short term. However, long-term minded managements and debt-free balance sheets have a way of turning this year's "Mistakes and Disappointments" into next year's "Good News."

OUTLOOK

The best news is...despite my cautious statements about 1995, we are profiting each and every quarter of the year and reinvesting our substantial cash holding into superbly managed companies on both sides of the Atlantic, now during the fourth quarter.

The U.S. stock market is finally showing the underlying strength in a broad array of issues which, in its temporary absence, has cautioned us into taking an ultraconservative course of action through most of 1995, since the absence of broad market strength, coupled with multiple discount rate increases by the Federal Reserve have presaged the last three bear markets (1990, 1987 and 1981-1982) and seven of the last eight bear markets (also 1973-1974, 1969-1970, 1966 and 1962).

After years of difficult conditions in Europe, markets which most of our holdings trade on now appear ready for a catch up move to the bull market in the United States.

Sincerely,

Barry Ziskin                                     December  22, 1995

AN UPDATE

Today Z-Seven achieved another milestone. For the first time, our Net Asset Value surpassed $20 per share, adjusted for capital gains tax distributions. We congratulate you, the fine management of the companies we are invested in, for outstanding consistency in the growth of your earnings, leading to higher prices of your shares and helping us to pass yet another threshold in the net worth (N.A.V.) of Z-Seven shares.

--------------------------------------------------------------------------------------------
    Percent (a)  Common Stock                                     Shares        Value
--------------------------------------------------------------------------------------------
          3.43%  TRAVEL
                 Airtours                                        120,560             727,821
                 Autopistas C.E. SA                               19,040             186,668
                                                                          ------------------

                                                                                     914,489

--------------------------------------------------------------------------------------------

          0.07%  MISCELLANEOUS                                     1,200              18,600

--------------------------------------------------------------------------------------------

         59.19%  TOTAL COMMON STOCK                                               15,754,694
                 (Cost $9,925,520)

--------------------------------------------------------------------------------------------

         40.91%  TREASURY BILLS                                                   10,887,911
                 (Cost $10,852,172)

--------------------------------------------------------------------------------------------

         -0.10%  CASH, RECEIVABLES AND OTHER
---------------
                 ASSETS LESS LIABILITIES                                            (27,009)

--------------------------------------------------------------------------------------------

        100.00%  NET ASSETS
===============
                 (equivalent to $19.21 per share based on
                 1,385,649 shares of capital stock outstanding)           $       26,615,596
                                                                          ==================

--------------------------------------------------------------------------------------------

* All or a portion of this stock was pledged as collateral for the line of credit.

(a) Percentages indicated are on net assets of $26,615,596.

---------------------------------------------------------------------------------------------
    COMMON STOCKS BY COUNTRY                                         SEPTEMBER 30, 1995
---------------------------------------------------------------------------------------------
    Percent              Country                                  Shares         Value
---------------------------------------------------------------------------------------------
         72.03%  Western Europe                                  155,620  $        11,348,407
                 (non U.K.) (b)
         19.10%  United Kingdom                                  782,610            3,009,716
          8.87%  United States                                    79,960            1,396,571
---------------                                                           -------------------
        100.00%                                                           $        15,754,694
===============                                                           ===================

------------------------------------------------------------------------------------------

(b) The Z-Seven Fund does not invest in Eastern European companies.

THE UP & DOWN MARKETS OF THE 1990S
LIST OF ALL U.S. BASED CLOSED-END FUNDS WHICH INVEST PRIMARILY IN EUROPE*

                                                       DOWN                      UP       UP & DOWN
                                                      MARKET                   MARKET      MARKETS
         Stock                          Stock        % Change      Stock      % Change     % Change
         Price                          Price         1 Year       Price      5 Years      6 Years
       12/31/89    Fund                12/31/90      12/31/90     12/31/95    12/31/95    12/31/95
       --------    ------------------  --------     ----------    --------    --------    ---------
       $ 13        Z-SEVEN FUND        $ 12 3/4       -   2 %     $ 22 1/4     +  75 %     +  71 %
         15 1/8    Swiss Helvetia        11 7/8       -  21         21 1/4     +  79       +  40
         10 3/4    U.K.                   9           -  16         12 1/8     +  35       +  13
         17        Portugal               9 1/4       -  46         11 1/8     +  20       -  35
         19 1/4    Germany               11           -  43         11 1/8     +   1       -  42
         13 3/8    1st Iberian            7 3/4       -  42          7 1/4     -   6       -  46
         17        Italy                 10 1/4       -  40          7 5/8     -  26       -  55
         20 1/2    Austria               10           -  51          8 1/8     -  19       -  60
         31 3/4    Spain                 10 5/8       -  67          8 5/8     -  19       -  73
                                                    ----------                --------    ---------

    AVERAGE (EXCLUDING Z-SEVEN)                       -  41 %                  +   8 %     -  32 %

* Includes funds which have been public prior to December 31, 1989, so that a full 6 years of share price data can be measured over up markets as well as down markets. SOURCE: Dow Jones (Wall Street Journal).

  Does not include dividends or any other distributions for Z-Seven or any other funds.

  Past performance is not to be construed as a guarantee of future performance.

Z-SEVEN FUND, INC.
SCHEDULE OF INVESTMENTS
at September 30, 1995
(Unaudited)

----------------------------------------------------------------------------
Percent (a) Common Stock                              Shares        Value
----------------------------------------------------------------------------
    13.10%  BUSINESS SERVICES
            Air London PLC                            192,300    $   283,450
            City of London Group PLC                    7,500         10,815
            Getronics NV                               58,596      2,890,013
            RCO Holdings PLC                           93,300        301,546
                                                                 -----------

                                                                   3,485,824

----------------------------------------------------------------------------

     8.66%  FOOD, CONFECTION, AND BEVERAGE
            Carlsberg AS                                4,100        201,462
            Lindt & Sprungli AG PC                      1,000      1,429,190
            Weetabix                                   17,550        674,341
                                                                 -----------

                                                                   2,304,993

----------------------------------------------------------------------------

    18.44%  HEALTH & PERSONAL CARE PRODUCTS
            AB Astra Class B                           45,400      1,599,261
            L'Oreal Ord.*                               3,998      1,020,937
            Sandoz AG*                                  3,000      2,286,705
                                                                 -----------

                                                                   4,906,903

----------------------------------------------------------------------------

     2.31%  LUXURY & DESIGNER PRODUCTS
            Abbeycrest PLC                             20,800         28,683
            LVMH Moet Hennessy
               Louis Vuitton S.A.*                      3,105        586,469
                                                                 -----------

                                                                     615,152

------------------------------------------------------------------------------

     6.55%  MEDICAL & DENTAL SUPPLIES
            National Dentex Corporation*               78,400      1,372,000
            Seton Health Care PLC                      58,300        370,438
                                                                 -----------

                                                                   1,742,438

----------------------------------------------------------------------------

     5.50%  MULTI-INDUSTRY
            Atag Holdings NV                           17,381      1,147,702
            Tomkins Holdings PLC                       79,900        317,603
                                                                 -----------

                                                                   1,465,305

----------------------------------------------------------------------------

     1.13%  RETAILING
            Essex Furniture PLC                       185,100        266,914
            UDO Holdings PLC                            7,300         28,105
            Westfair Foods Ltd.                           360          5,971
                                                                 -----------

                                                                     300,990

----------------------------------------------------------------------------